Form 10-Q
period 2026-09-30
SC II Acquisition Corp.
filed 2026-11-13
CIK 2076739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, there were 17,505,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,392,857 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

SC II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from June 30, 2025 (Inception) through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from June 30, 2025 (Inception) through September 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from June 30, 2025 (Inception) through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information.	24

Item 6.	Exhibits.	24

SIGNATURES		25

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 31, 2026;

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 15, 2026;

●	“2026 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as filed with the SEC on August 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated November 25, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 18-month period, from the closing of the Initial Public Offering (as defined below) to May 25, 2027, that we have to consummate an initial Business Combination, (ii) the 24-month period, from the closing of the Initial Public Offering to, November 25, 2027, that we have to consummate an initial Business Combination, if we extend the period of time to consummate a Business Combination by the full amount of time, as described in more detail in this Report, or (iii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to SC II Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $3,450,000 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination, pursuant to the terms of the Underwriting Agreement (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 28, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 30, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on October 16, 2025, as amended, and declared effective on November 25, 2025 (File No. 333-290917);

●	“Letter Agreement” are to the Letter Agreement, dated November 25, 2025, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated November 25, 2025, which we entered into with our Sponsor;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated November 25, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to SC Capital II Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $172,500,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated November 25, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated November 25, 2025, which we entered into with D. Boral, as the representative of the Underwriters, as amended;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SC II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$744,753	$1,269,764
Prepaid expenses	22,315	12,489
Prepaid insurance	58,696	89,917
Total current assets	825,764	1,372,170
Long-term prepaid insurance	—	36,216
Marketable securities held in Trust Account	177,481,951	172,778,783
Total Assets	$178,307,715	$174,187,169

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity
Current liabilities
Accrued offering costs	$75,703	$75,703
Accrued expenses	282,134	27,833
IPO Promissory Note – related party	—	184,357
Total Current Liabilities	357,837	287,893

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.29 and $10.02 per share as of September 30, 2026 and December 31, 2025, respectively	177,481,951	172,778,783

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 255,000 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	26	26
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,392,857 shares issued and outstanding as of September 30, 2026 and December 31, 2025(1)	739	739
Additional paid-in capital	—	1,014,888
Retained earnings	467,162	104,840
Total Shareholders’ Equity	467,927	1,120,493
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$178,307,715	$174,187,169

(1)	As of December 31, 2025, following the full exercise of the Over-Allotment Option on November 28, 2025, 964,286 Founder Shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from June 30, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative expenses	$164,683	$32,325	$653,235	$42,745
Loss from Operations	(164,683)	(32,325)	(653,235)	(42,745)

Other income:
Interest earned in operating account	188	—	669	—
Interest earned on marketable securities held in Trust Account	1,592,942	—	4,703,168	—
Total other income	1,593,130	—	4,703,837	—

Net income (loss)	$1,428,447	$(32,325)	$4,050,602	$(42,745)

Basic weighted average shares outstanding of Class A Ordinary Shares	17,505,000	—	17,505,000	—

Basic net income per ordinary share, Class A Ordinary Shares outstanding	$0.06	$—	$0.16	$—

Diluted weighted average shares outstanding of Class A Ordinary Shares	17,505,000	—	17,505,000	—

Diluted net income per ordinary share, Class A Ordinary Shares outstanding	$0.06	$—	$0.16	$—

Basic weighted average shares outstanding of Class B Ordinary Shares (1)	7,392,857	6,428,571	7,392,857	6,428,571

Basic net income (loss) per ordinary share, Class B Ordinary Shares outstanding	$0.06	$(0.01)	$0.16	$(0.01)

Diluted weighted average shares outstanding of Class B Ordinary Shares (1)	7,392,857	6,428,571	7,392,857	6,428,571

Diluted net income per ordinary share, Class B Ordinary Shares outstanding	$0.06	$(0.01)	$0.16	$(0.01)

(1)	Following the full exercise of the Over-Allotment Option on November 28, 2025, 964,286 Founder Shares are no longer subject to forfeiture and are included in the outstanding share balance (Note 5). Prior to the full exercise of the Over-Allotment Option on November 28, 2025, these Founder Shares were subject to forfeiture and were excluded from the calculation of basic weighted average shares outstanding. However, for purposes of diluted earnings per share, such Founder Shares were included from the beginning of the interim period (i.e., October 1, 2025), as the contingency was assumed to be satisfied.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Earnings	Equity
Balance – December 31, 2025	255,000	$26	7,392,857	$739	$1,014,888	$104,840	$1,120,493

Accretion of Ordinary Shares to redemption value	—	—	—	—	(1,014,888)	(774,817)	(1,789,705)

Net income	—	—	—	—	—	1,605,944	1,605,944

Balance – March 31, 2026 (unaudited)	255,000	26	7,392,857	739	—	935,967	936,732

Accretion of Ordinary Shares to redemption value	—	—	—	—	—	(1,320,521)	(1,320,521)

Net income	—	—	—	—	—	1,016,211	1,016,211

Balance – June 30, 2026 (unaudited)	255,000	26	7,392,857	739	—	631,657	632,422

Accretion of Ordinary Shares to redemption value	—	—	—	—	—	(1,592,942)	(1,592,942)

Net income	—	—	—	—	—	1,428,447	1,428,447

Balance – September 30, 2026 (unaudited)	255,000	$26	7,392,857	$739	$—	$467,162	$467,927

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JUNE 30, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 30, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(10,420)	(10,420)

Balance – June 30, 2025 (unaudited)	—	—	—	—	—	(10,420)	(10,420)

Issuance of Class B Ordinary Shares	—	—	7,392,857	739	24,261	—	25,000

Net loss	—	—	—	—	—	(32,325)	(32,325)

Balance – September 30, 2025 (unaudited)	—	—	7,392,857	$739	$24,261	$(42,745)	$(17,745)

(1)	Following the full exercise of the Over-Allotment Option on November 28, 2025, 964,286 Founder Shares are no longer subject to forfeiture and are included in the outstanding share balance (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2026	For the Period from June 30, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$4,050,602	$(42,745)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid through IPO Promissory Note – related party	—	36,220
Interest earned on marketable securities held in Trust Account	(4,703,168)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(9,826)	—
Long-Term prepaid insurance	67,437	—
Accrued expenses	254,301	6,525
Net cash used in operating activities	(340,654)	—

Cash Flows from Financing Activities:		—
Repayment of IPO Promissory Note - related party	(184,357)	—
Net cash used in financing activities	(184,357)	—

Net Change in Cash	(525,011)
Cash - Beginning of period	1,269,764	—
Cash - End of period	$744,753	$—

Non-cash investing and financing activities:
Deferred offering costs paid through IPO Promissory Note – related party	$—	$101,375
Deferred offering costs paid in exchange for the issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$15,903

The accompanying notes are an integral part of these unaudited condensed financial statements.

SC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

SC II Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 30, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. The Company may pursue an initial Business Combination target in any industry. As of September 30, 2026, the Company had not entered into a definitive agreement with a specific Business Combination target.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 30, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 16, 2025 (File No. 333-290917) was declared effective on November 25, 2025 (as amended, the “IPO Registration Statement”). On November 28, 2025, the Company consummated the initial public offering of 17,250,000 units (the “Public Units”) at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option (as defined in Note 3) of 2,250,000 units (the “Option Units”), generating gross proceeds of $172,500,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

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

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of Deferred Fee (as defined in Note 6) and taxes payable, if any, on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

SC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes, if any, payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account invested was $10.29 per Public Share as of September 30, 2026.

The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

SC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated November 25, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2026. The interim results for the three months ended September 30, 2026 and 2025, for the nine months ended September 30, 2026 and for the period from June 30, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to November 28, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares and (ii) a loan pursuant to the IPO Promissory Note (as defined in Note 5). Following the Initial Public Offering and the Private Placement, the Company’s liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account. As of September 30, 2026, the Company had cash of $744,753 and working capital surplus of $467,927.

SC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Private Placement-equivalent units upon consummation of the Business Combination at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of September 30, 2026, and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the Company has sufficient liquidity to sustain its operations for at least one year from the date the accompanying unaudited condensed financial statements are issued. However, if the Company is unable to complete an initial Business Combination by May 25, 2027, it will be required to cease all operations except for the purpose of liquidating. The mandatory liquidation date falls within one year from the date the accompanying unaudited condensed financial statements are issued and raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities in the accompanying unaudited condensed financial statements should the Company be required to liquidate after May 25, 2027. There can be no assurance that the Company will successfully consummate an initial Business Combination.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

SC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $744,753 and $1,269,764 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $177,481,951 and $172,778,783, respectively, were held in money market funds which invest in U.S. Treasury Securities.

The Company accounts for its investments in money market funds held in the Trust Account in accordance with ASC 321, “Investments—Equity Securities.” These investments are measured at fair value, with changes in fair value recognized in the accompanying unaudited condensed statements of operations.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, Offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ equity. After management’s evaluation, the Public Rights included in the Public Units were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity” the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and retained earnings. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the accompanying condensed balance sheets. As of September 30, 2026, and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Rights	(5,382,000)
Class A Ordinary Shares issuance costs	(1,233,123)
Plus:
Remeasurement of carrying value to redemption value	6,893,906
Class A Ordinary Shares subject to redemption as of December 31, 2025	172,778,783
Plus:
Accretion of carrying value to redemption value	1,789,705
Class A Ordinary Shares subject to redemption as of March 31, 2026	174,568,488
Plus:
Accretion of carrying value to redemption value	1,320,521
Class A Ordinary Shares subject to redemption as of June 30, 2026	175,889,009
Plus:
Accretion of carrying value to redemption value	1,592,942
Class A Ordinary Shares subject to redemption as of September 30, 2026	$177,481,951

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

The calculation of diluted income (loss) per Ordinary Share does not consider the effect of the Rights issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement Rights, since the average share price of the Ordinary Shares for the period from June 30, 2025 (inception) through September 30, 2026 was less than the exercise price and therefore, the inclusion of such Rights and Private Placement Rights under the treasury share method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Rights are convertible into 3,501,000 Ordinary Shares in the aggregate. As of September 30, 2026 and December 31, 2025, the Company had potentially dilutive securities; however, such securities were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive or contingent upon the occurrence of future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the periods presented.

SC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from June 30, 2025 (Inception) Through September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$1,004,302	$424,145	$—	$(32,325)	$2,847,867	$1,202,735	$—	$(42,745)
Denominator:
Basic weighted average Ordinary Shares outstanding	17,505,000	7,392,857	—	6,428,571	17,505,000	7,392,857	—	6,428,571
Basic net income (loss) per Ordinary Share	$0.06	$0.06	$—	$(0.01)	$0.16	$0.16	$—	$(0.01)

	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from June 30, 2025 (Inception) Through September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$1,004,302	$424,145	$—	$(32,325)	$2,847,867	$1,202,735	$—	$(42,745)
Denominator:
Diluted weighted average Ordinary Shares outstanding	17,505,000	7,392,857	—	6,428,571	17,505,000	7,392,857	—	6,428,571
Diluted net income per Ordinary Share	$0.06	$0.06	$—	$(0.01)	$0.16	$0.16	$—	$(0.01)

SC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

For the three months ended September 30, 2025 and the period from June 30, 2025 (inception) through September 30, 2025, the weighted average Class B ordinary shares outstanding used in the calculation of basic net loss per ordinary share exclude 964,286 Founder Shares that were subject to forfeiture in connection with the underwriters’ over-allotment option. Such shares were no longer subject to forfeiture following the full exercise of the over-allotment option on November 28, 2025.

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

On November 24, 2025, the Sponsor granted membership interests equivalent to an aggregate of 70,000 Founder Shares to the officer and directors of the Company in exchange for their services as an officer and directors through the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 70,000 Founder Shares represented by such membership interests assigned to the holders of such interests on November 24, 2025 was $115,360 or $1.648 per share. The Company established the initial fair value of the Founder Shares on November 24, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the share price of $9.67, risk-free rate of 3.96%, and a market adjustment of 17.1%. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

SC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor, officers and directors have entered into the Letter Agreement, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from Public Shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

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

Administrative Services Agreement

The Company entered into an agreement with Nukkleus Defense Technologies, Inc., the managing member of the Sponsor, commencing on November 25, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay an aggregate of $14,000 per month for office space, utilities, and secretarial and administrative support services. For the three and nine months ended September 30, 2026, the Company incurred $42,000 and $126,000, respectively, of which $42,000 was included in the accrued expenses on the accompanying condensed balance sheets. For the three months ended September 30, 2025 and for the period from June 30, 2025 (inception) through September 30, 2025, there were no administrative support services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such Working Capital Loans have not been determined and no written agreements exist with such Working Capital Loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

SC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units (and their underlying securities) and (iii) units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any (iv) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (v) any Class A Ordinary Share held by the holders of the Founder Shares at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement dated November 25, 2025. These holders will be entitled to make up to three demands, excluding short form demands, and have “piggyback” registration rights. In addition, these holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 255,000 Class A Ordinary Shares issued and outstanding, excluding the 17,250,000 Public Shares subject to possible redemption.

SC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 7,392,857 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 30% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the securities underlying the Private Placement Units issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement-equivalent units issued to the Sponsor or any of its affiliates or to the officers or directors of the Company upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-fifth (1/5) of one Class A Ordinary Share upon consummation of the initial Business Combination. In the event the Company is not the surviving Company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert its Rights in order to receive the one-fifth (1/5) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional Class A Ordinary Shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, holders of Rights must hold Rights in multiples of five (5) in order to receive Class A Ordinary Shares for all of the Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

SC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company’s investments held in the Trust Account, consisting of money market funds which invest in U.S. Treasury securities, are classified as Level 1 financial instruments.

Description	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$177,481,951	$172,778,783

The fair value of the Public Rights issued in the Initial Public Offering was $5,382,000, or $0.312 per Public Right. The Public Rights have been classified within shareholders’ equity and will not require remeasurement after issuance. The fair value was determined using Level 3 input due to the use of unobservable assumptions related to the market adjustments as noted below.

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

SC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by a company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	September 30,	December 31,
	2026	2025
Cash	$744,753	$1,269,764
Marketable securities held in Trust Account	$177,481,951	$172,778,783

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from June 30, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative expenses	$164,683	$32,325	$653,235	$42,745
Interest earned on marketable securities held in Trust Account	$1,592,942	$—	$4,703,168	$—

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date through November 12, 2026, the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $172,500,000 from the proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 30, 2025 (inception) through September 30, 2026, have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,428,447, which consisted of interest earned on marketable securities held in the Trust Account of $1,592,942 and interest earned in operating account of $188, partially offset by general and administrative expenses of $164,683.

For the three months ended September 30, 2025, we had a net loss of $32,325, which consisted solely of general and administrative expenses.

For the nine months ended September 30, 2026, we had net income of $4,050,602, which consisted of interest earned on marketable securities held in the Trust Account of $4,703,168 and interest earned in operating account of $669, partially offset by general and administrative expenses of $653,235.

For the period from June 30, 2025 (inception) through September 30, 2025, we had a net loss $42,745, which consisted solely of general and administrative expenses.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through November 28, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $172,500,000 was placed in the Trust Account. We incurred fees of $1,280,564 in the Initial Public Offering, consisting of $750,000 of cash underwriting fee, the Deferred Fee of $2,700,000 and $530,564 of other offering costs.

For the nine months ended September 30, 2026, net cash used in operating activities was $340,654. Net income of $4,050,602 was offset by interest earned on marketable securities of $4,703,168, and changes in operating assets and liabilities, which used $302,903 of cash from operating activities.

For the period from June 30, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $42,745 was offset by operating costs paid through IPO Promissory Note – related party of $36,220, and changes in operating assets and liabilities, which used $6,525 of cash from operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $177,481,951 (including approximately $4,981,951 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $744,753. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on November 26, 2025, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $14,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, the Company incurred $42,000 and $126,000, respectively, of which $42,000 was included in the accrued expenses on the accompanying condensed balance sheets. For the three months ended September 30, 2025 and for the period from June 30, 2025 (inception) through September 30, 2025, there was no administrative support services, respectively.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement (ii) 2025 Annual Report (iii) 2026 First Quarter Form 10-Q and (iv) 2026 Second Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the 2025 Annual Report.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 13, 2026	SC II Acquisition Corp.

	By:	/s/ Menachem Shalom
	Name:	Menachem Shalom
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Asaf Yarkoni
	Name:	Asaf Yarkoni
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)